Form 10-K
period 1998-12-31
CWMBS INC CHL MORTGAGE PASS THROUGH TRUST 1998-21
filed 1999-03-31
CIK 1074341

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 1998

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

                      Commission file number: 333-53861-12
                                              ------------

                                   CWMBS, Inc.
               Mortgage Pass-Through Certificates, Series 1998-21
             (Exact name of Registrant as specified in its charter)

        Delaware                                     95-4449516
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                              10286
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant: Not applicable

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

                                            None.

                                           * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 1998-21 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of November 1, 1998 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 1998-21 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

PART I

ITEM 1.  BUSINESS

                  Not applicable.  See the Relief Letter.

ITEM 2.  PROPERTIES

                  Not applicable.  See the Relief Letter.

ITEM 3.  LEGAL PROCEEDINGS

                  There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  (a) There is no established public trading market for the Certificates.

                  (b) As of December 31, 1998, there were five (5) holders of record of the Certificates.

                  (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.           SELECTED FINANCIAL DATA

                  Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Not applicable.  See the Relief Letter.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Not applicable.  See the Relief Letter.

ITEM 11.          EXECUTIVE COMPENSATION

                  Not applicable.  See the Relief Letter.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  (a)      Not applicable.  See the Relief Letter.

                  (b)      Not applicable.  See the Relief Letter.

                  (c)      Not applicable.  See the Relief Letter.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  (a)      Not applicable.  See the Relief Letter.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

                               (a) (1)  Pursuant to the Pooling and
                       Servicing Agreement,  the Master Servicer is
                       required (i) to deliver an annual  statement
                       as to compliance  with the provisions of the
                       Pooling and Servicing  Agreement and certain
                       other matters (the "Annual  Statement of the
                       Master  Servicer")  and (ii) to cause a firm
                       of independent public accountants to deliver
                       an annual report as to  compliance  with the
                       servicing  provisions  of  the  Pooling  and
                       Servicing  Agreement  (the "Annual Report of
                       the  Firm  of   Accountants").   The  Annual
                       Statement of the Master Servicer is attached
                       as Exhibit 99.1 to this  Report.  The Annual
                       Report  of  the  Firm  of   Accountants   is
                       required to be delivered  not later than 120
                       days after the end of the Master  Servicer's
                       fiscal   year.   The    Registrant    hereby
                       undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

              (2)      Not applicable.

              (3)      The required exhibits are as follows:

                               Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                               Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                               Exhibit 4:  Pooling and Servicing Agreement
                       (Filed as part of the Registrant's Current Report on Form 8-K filed on March 17, 1999).

                               Exhibit 99.1: Annual Statement of the Master Servicer.

                  (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 1998:

                    Date of Current Report            Item Reported

                    December 28, 1998           Monthly report sent to
                                                Certificateholders with the
                                                December 1998 distribution

                  (c)      See subparagraph (a)(3) above.

                  (d)      Not applicable.  See the Relief Letter.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CWMBS, INC.,
                                  MORTGAGE PASS-THROUGH CERTIFICATES,
                                  SERIES 1998-21

                                  By:      The Bank of New York,
                                           as Trustee*

                                  By:      /s/ Kelly Sheahan
                                           Name:  Kelly Sheahan
                                           Title: Assistant Vice President

                                  Date:  March 30, 1999

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX


                                                                  Sequential
Exhibit  Document                                                 Page Number

3(i)     Company's Certificate of Incorporation (Filed as an
         Exhibit to Registration Statement on Form S-3 (File
         No. 33-63714))    *

3(ii)    Company's By-laws (Filed as an Exhibit to Registration
         Statement on Form S-3 (File No. 33-63714)) *

4        Pooling  and  Servicing   Agreement  (Filed  as  part
         of  the Company's  Current Report on Form 8-K filed on
         March 17, 1999)   *

99.1     Annual Statement of the Master Servicer.......................12














*        Incorporated herein by reference.

                                  Exhibit 99.1

COUNTRYWIDE HOME LOANS, INC.

                              OFFICERS' CERTIFICATE
                     ANNUAL STATEMENT OF THE MASTER SERVICER

                                   CWMBS, INC.
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-21

         The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.16 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

         (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

         (ii) To the best of our  knowledge,  based on such  review,  the Master
         Servicer  has  fulfilled  all  its  obligations   under  the  Agreement
         throughout such year.

/s/ Thomas H. Boone                                  Dated: 3/29/99

THOMAS H. BOONE
MANAGING DIRECTOR,
  PORTFOLIO MANAGEMENT

/s/ David A. Spector                                 Dated: 3/29/99

DAVID A. SPECTOR
SENIOR VICE PRESIDENT